Form 10QSB
period 2007-09-30
CountryRoad Acquisition Corp. I
filed 2007-11-14
CIK 1404725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number           0-52736

CountryRoad Acquisition Corp. I

(Exact name of registrant as specified in its charter)

Delaware	37-1545507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o CountryRoad Capital LLC, 41 East 60th Street, 6th Floor, New York, NY 10022

(Address of principal executive offices - zip code)

(212) 826-3184

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,400,000 shares of common stock, par value $.0001 per share, outstanding as of November 14, 2007.

Transitional Small Business Disclosure Format (Check one):Yes [ ] No ☒

COUNTRYROAD ACQUISITION CORP. I

- INDEX -

Page(s)

PART I- FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheet as of September 30, 2007 (Unaudited)	F-1

Statements of Operations for the Three Months Ended September 30, 2007	F-2

(Unaudited) and for the Cumulative Period from Inception (June 18, 2007)

to September 30, 2007 (Unaudited)

Statement of Stockholders’ (Deficiency) for the Cumulative Period from	F-3

Inception (June 18, 2007) to September 30, 2007 (Unaudited)

Statements of Cash Flows for the Three Months Ended September 30, 2007	F-4

(Unaudited) and for the Cumulative Period from Inception (June 18, 2007)

to September 30, 2007 (Unaudited)

Notes to Financial Statements (Unaudited)	F-5 – F-9

Item 2. Management’s Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	3

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings	3

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3. Defaults Upon Senior Securities	3

Item 4. Submission of Matters to a Vote of Security Holders	3

Item 5. Other Information	3

Item 6. Exhibits	4

Signatures	5

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNRYROAD ACQUISITION CORP. I

A Development Stage Company

BALANCE SHEET

ASSETS

September 30,
2007
(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,068

TOTAL ASSETS	$1,068

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accrued expenses	$4,625

LONG TERM LIABILITIES
Loan from stockholder	6,250

TOTAL LIABILITIES	10,875

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 4,400,000 shares issued and outstanding	440
Additional paid-in capital	27,060
Deficit accumulated during the development stage	(37,307)

TOTAL STOCKHOLDERS’ DEFICIENCY	(9,807)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,068

See notes to financial statements.

COUNRYROAD ACQUISITION CORP. I

A Development Stage Company

STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2007	For the Cumulative Period from Inception (June 18, 2007) to September 30, 2007
	(unaudited)	(unaudited)

REVENUE	$—	$—

General and administrative expenses	17,707	37,307

NET (LOSS)	$(17,707)	$(37,307)

BASIC AND DILUTED NET LOSS PER SHARE	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,400,000	4,400,000

See notes to financial statements.

COUNRYROAD ACQUISITION CORP. I

A Development Stage Company

STATEMENT OF STOCKHOLDERS’ (DEFICIENCY)

	Preferred Stock		Common Stock		Additional Paid-in Capital	(Deficit) Accumulated During the Development Stage	Stockholders’ (Deficiency)
	Shares	Amount	Shares	Amount
BALANCE AT JUNE 18, 2007, INCEPTION	—	$—	—	$—	$—	$—	$—
Issuance of common stock at $.0001	—	—	4,000,000	400	24,600	—	25,000
Net (loss)	—	—	—	—	—	(19,600)	(19,600)
BALANCE AT JUNE 30, 2007	—	—	4,000,000	400	24,600	(19,600)	5,400
Issuance of common stock at $.0001	—	—	400,000	40	2,460	—	2,500
Net (loss)	—	—	—	—	—	(17,707)	(17,707)
BALANCE AT SEPTEMBER 30, 2007	—	$—	4,400,000	$440	$27,060	$(37,307)	$(9,807)

See notes to financial statements.

COUNRYROAD ACQUISITION CORP. I

A Development Stage Company

STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30, 2007	For the Cumulative Period from Inception (June 18, 2007) to September 30, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,707)	$(37,307)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating liabilities
Increase (decrease) in accrued expenses	(2,375)	4,625
Net cash used in operating activities	(20,082)	(32,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan	6,250	6,250
Proceeds from issuance of common stock	2,500	27,500
Net cash provided by financing activities	8,750	33,750

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,332)	1,068

Cash and cash equivalents at beginning of period	12,400	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,068	$1,068

See notes to financial statements.

COUNRYROAD ACQUISITION CORP. I

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying Interim Financial Statements of the Company as of September 30, 2007 and for the three months then ended and for the period from June 18, 2007 (inception) through September 30, 2007, have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation, and should be read in conjunction with the Financial Statements and Notes thereto included in the Company’s Form 10-SB for the period June 18, 2007 (inception) through June 30, 2007. In the opinion of management, a1l adjustments for a fair statement of the results of operations and financial position for the interim and cumulative date periods presented have been included. All such adjustments are of a normal recurring nature and there have been no changes in significant accounting policies since June 30, 2007.

The result of operations and cash flows for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

(a)	Organization and Business:

CountryRoad Acquisition Corp. I (the “Company”) was incorporated in the state of Delaware on June 18, 2007 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

(b)	Going Concern:

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $37,307, used cash from operations of $32,682 during the development stage. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.

COUNRYROAD ACQUISITION CORP. I

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(c)	Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)	Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

(e)	Income Taxes:

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse.

An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Any deferred tax benefit is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

(f)	Loss per Common Share:

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

(g)	Fair Value of Financial Instruments:

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity. The stockholder loan approximates fair value based on market rates available to the Company for financing with similar terms.

COUNRYROAD ACQUISITION CORP. I

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 2	-	LOAN FROM STOCKHOLDER:

On September 12, 2007, the Company entered into a loan agreement with its controlling stockholder in the amount of $6,250. This loan accrues interest at a rate of 8.25% until the Company can effect a merger. The loan shall be repaid in full upon completion of the merger, and if not, the loan will mature in five years.

NOTE 3	-	CAPITAL STOCK:

The total number of shares of capital stock which the Company shall have authority to issue is one hundred ten million (110,000,000). These shares shall be divided into two classes with 100,000,000 shares designated as common stock at $.0001 par value (the “Common Stock”) and 10,000,000 shares designated as preferred stock at $.0001 par value (the “Preferred Stock”). The Preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

On June 18, 2007, the Company entered into a stock purchase agreement with its controlling stockholder to sell an aggregate of 4,000,000 shares of the Company’s common stock, par value $.0001 per share for a purchase price of $.00625 per share for an aggregate of $25,000.

On July 2, 2007, the Company entered into a stock purchase agreement with one stockholder to sell 200,000 shares of the Company’s common stock, par value $.0001 per share for a purchase price of $.00625 per share for an aggregate of $1,250.

On July 10, 2007, the Company entered into a stock purchase agreement with one stockholder to sell 200,000 shares of the Company’s common stock, par value $.0001 per share for a purchase price of $.00625 per share for an aggregate of $1,250.

For the purpose of EPS calculation, the weighted average number of shares have been calculated on the assumption that the 4,400,000 founder’s shares have been issued at the time of inception.

COUNRYROAD ACQUISITION CORP. I

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 4	-	RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2006, the FASB amended SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 resolves issues addressed in the earlier standards and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The application of this statement did not have an impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The application of this statement is not expected to have an impact on the Company’s financial statement.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements under each method of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The application of this statement did not have an impact on the Company’s financial statement.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes   a  more-likely-than-not     threshold    for    financial    statement    recognition    and

COUNRYROAD ACQUISITION CORP. I

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 4	-	RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. The Company adopted FIN 48 on June 18, 2007. The application of this statement did not have an impact on the Company’s financial statement.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2005, and interim periods within those fiscal years. The application of this statement is not expected to have an impact on the Company’s financial statement.

NOTE 5	-	SUBSEQUENT EVENTS:

On November 8, 2007, the Company entered into a loan agreement with its controlling stockholder in the amount of $10,000. This loan accrues interest at a rate of 8.25% until the Company can effect a merger. The loan shall be repaid in full upon completion of the merger, and if not, the loan will mature in five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CountryRoad Acquisition Corp. I (“we”, “our”, “us” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three months ending September 30, 2007, the Company had no activities that produced revenues from operations.

For the three months ending September 30, 2007, the Company had a net loss of $17,707, mostly due to legal, accounting, audit and other professional service fees of $17,681 incurred primarily in relation to the filing of the Company’s Registration Statement on Form 10-SB filed in July of 2007.

Liquidity and Capital Resources

As of September 30, 2007, the Company had assets equal to $1,068, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of September 30, 2007 totaled $4,625, comprised exclusively of accrued expenses.

The following is a summary of the Company’s cash flows from operating, investing, and financing activities:

For the Cumulative Period from June 18, 2007 (Inception) to September 30, 2007

Operating Activities	$(32,682)
Investing Activities	$—
Financing Activities	$33,750

Net Effect on Cash	$1,068

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Plan of Operations

The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

(i)	filing of reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and
(ii)	consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB became effective, our sole officer and director has had contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

------------------------------------------------------------

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

-----------------------------------

There have been no changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended September 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

On September 12, 2007, the Company issued one 8.25% promissory note payable for $6,250, to Andrew Merkatz (the “September Note”). On November 8, 2007, the Company issued a second 8.25% promissory note payable for $10,000, to Mr. Merkatz (the “November Note” and, together with the “September Note,” the “Notes”). Interest shall accrue on the outstanding principal balance of the Notes on the basis of a 360-day year daily from the date the Company receives the funds, until paid in full at the rate of eight and one quarter percent (8.25%) per annum. The Notes and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the September Note will reach maturity on September 12, 2012 and the November Note will reach maturity on November 8, 2012. Copies of the September Note and the November Note are attached hereto as Exhibit 4.1 and Exhibit 4.2, respectively.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on June 18, 2007.

*3.2	By-Laws.

4.1	Promissory Note issued to Andrew Merkatz, dated September 12, 2007.

4.2	Promissory Note issued to Andrew Merkatz, dated November 8, 2007.

31.1

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 23, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2007	COUNTRYROAD ACQUISITION CORP. I

By: /s/ Andrew Merkatz
Name: Andrew Merkatz
Title: President