Form 10QSB
period 2007-12-31
CountryRoad Acquisition Corp. I
filed 2008-02-12
CIK 1404725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number      0-52736

CountryRoad Acquisition Corp. I

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

37-1545507

(I.R.S. Employer Identification Number)

c/o CountryRoad Capital LLC, 41 East 60th Street, 6th Floor, New York, NY 10022

(Address of Principal Offices)

(212) 826-3184

(Issuer’s Telephone Number)

No change

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes ☒   No [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,800,000 shares of common stock, par value $.0001 per share, outstanding as of February 12, 2008.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No ☒

COUNTRYROAD ACQUISITION CORP. I

- INDEX -

Page(s)

PART I- FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheet as of December 31, 2007 (Unaudited)	F-1

Statements of Operations for the Three and Six Months Ended December 31, 2007	F-2

(Unaudited) and for the Cumulative Period from Inception (June 18, 2007) to

December 31, 2007 (Unaudited)

Statement of Stockholders’ Equity for the Cumulative Period from Inception	F-3
(June 18, 2007) to December 31, 2007 (Unaudited)

Statements of Cash Flows for the Six Months Ended December 31, 2007	F-4

(Unaudited) and for the Cumulative Period from Inception (June 18, 2007) to

December 31, 2007 (Unaudited)

Notes to Financial Statements (Unaudited)	F-5 – F-9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3. Controls and Procedures	3

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings	3

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3. Defaults Upon Senior Securities	3

Item 4. Submission of Matters to a Vote of Security Holders	3

Item 5. Other Information	4

Item 6. Exhibits	4

Signatures	5

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTRYROAD ACQUISITION CORP. I

A Development Stage Company

BALANCE SHEET

(Unaudited)

ASSETS

December 31,
2007

CURRENT ASSETS:
Cash and cash equivalents	$11,077

TOTAL ASSETS	$11,077

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$1,460

TOTAL LIABILITIES	1,460

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 8,800,000 shares issued and outstanding	880
Additional paid-in capital	54,120
Deficit accumulated during the development stage	(45,383)

TOTAL STOCKHOLDERS’ EQUITY	9,617

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,077

See notes to financial statements.

COUNTRYROAD ACQUISITION CORP. I

A Development Stage Company

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31, 2007	For the Six Months Ended December 31, 2007	For the Cumulative Period from Inception (June 18, 2007) to December 31, 2007

REVENUE	$—	$—	$—

General and administrative expenses	8,076	25,784	45,383

NET (LOSS)	$(8,076)	$(25,784)	$(45,383)

BASIC AND DILUTED NET LOSS PER SHARE	$(.00)	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,589,451	4,991,475	4,952,245

See notes to financial statements.

COUNTRYROAD ACQUISITION CORP. I

A Development Stage Company

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	(Deficit) Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AT JUNE 18, 2007, INCEPTION	—	$—	—	$—	$—	$—	$—
Issuance of common stock at $.0001	—	—	4,000,000	400	24,600	—	25,000
Net (loss)	—	—	—	—	—	(19,600)	(19,600)
BALANCE AT JUNE 30, 2007	—	—	4,000,000	400	24,600	(19,600)	5,400
Issuance of common stock at $.0001	—	—	400,000	40	2,460	—	2,500
Net (loss)	—	—	—	—	—	(17,707)	(17,707)
BALANCE AT SEPTEMBER 30, 2007	—	—	4,400,000	440	27,060	(37,307)	(9,807)
Issuance of common stock at $.0001	—	—	4,400,000	440	27,060	—	27,500
Net (loss)	—	—	—	—	—	(8,076)	(8,076)
BALANCE AT DECEMBER 31, 2007	—	$—	8,800,000	$880	$54,120	$(45,383)	$9,617

See notes to financial statements.

COUNTRYROAD ACQUISITION CORP. I

A Development Stage Company

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31, 2007	For the Cumulative Period from Inception (June 18, 2007) to December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,784)	$(45,383)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating liabilities
Increase (decrease) in accrued expenses	(5,540)	1,460
Net cash used in operating activities	(31,324)	(43,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan	16,250	16,250
Repayment of stockholder loan	(16,250)	(16,250)
Proceeds from issuance of common stock	30,000	55,000
Net cash provided by financing activities	30,000	55,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,324)	11,077

Cash and cash equivalents at beginning of period	12,401	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,077	$11,077

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$268	$268

See notes to financial statements.

COUNTRYROAD ACQUISITION CORP. I

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

(Unaudited)

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying Interim Financial Statements of CountryRoad Acquisition Corp. I (the “Company”) as of December 31, 2007 and for the three and six months then ended and for the period from June 18, 2007 (inception) through December 31, 2007, have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation, and should be read in conjunction with the Financial Statements and Notes thereto included in the Company’s Form 10-SB for the period June 18, 2007 (inception) through June 30, 2007. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim and cumulative date periods presented have been included. All such adjustments are of a normal recurring nature and there have been no changes in significant accounting policies since June 30, 2007.

The result of operations and cash flows for the three and six months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year.

(a)	Organization and Business:

The Company was incorporated in the state of Delaware on June 18, 2007 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

(b)	Going Concern:

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $45,383, and used cash from operations of $43,923 during the development stage. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.

COUNTRYROAD ACQUISITION CORP. I

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

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

COUNTRYROAD ACQUISITION CORP. I

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2	-	LOAN FROM STOCKHOLDER:

In September 2007 and November 2007, the Company entered into loan agreements with its controlling stockholder in the amounts of $6,250 and $10,000, respectively. In December 2007, these loans were repaid in full, plus accrued interest at a rate of 8.25%.

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

On December 6, 2007, the Company entered into a stock purchase agreement with a third party to sell 2,640,000 shares of the Company’s common stock, par value $.0001 per share for a purchase price of $.00625 per share for an aggregate of $16,500.

On December 7, 2007, the Company entered into a stock purchase agreement with a another third party to sell 1,760,000 shares of the Company’s common stock, par value $.0001 per share for a purchase price of $.00625 per share for an aggregate of $11,000.

COUNTRYROAD ACQUISITION CORP. I

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3	-	CAPITAL STOCK (Continued):

For the purpose of EPS calculation, the weighted average number of shares has been calculated on the assumption that the 4,400,000 founder’s shares have been issued at the time of inception.

NOTE 4	-	RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2006, the Financial Accounting Standards Board (“FASB”) amended Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 resolves issues addressed in the earlier standards and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The application of this statement did not have an impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The application of this statement is not expected to have an impact on the Company’s results of operations or financial position.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

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

COUNTRYROAD ACQUISITION CORP. I

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4	-	RECENT ACCOUNTING PRONOUNCEMENTS (continued):

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. The application of this statement did not have an impact on the Company’s results of operations or financial position.

In October, 2006, the FASB issued FASB Staff Position SFAS 123(R)-5, which provides that instruments that were originally issued as employee compensation and then modified, such that the modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, would not require a change in the recognition or the measurement (due to a change in classification) of those instruments if both of the following conditions are met: (a) there is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b) all holders of the same class of equity instruments (for example, stock options) are treated in the same manner. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The application of this statement did not have an impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces SFAS 141, “Business Combinations”. SFAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. The application of this statement is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, and clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated.

COUNTRYROAD ACQUISITION CORP. I

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4	-	RECENT ACCOUNTING PRONOUNCEMENTS (continued):

SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose, on the face of the consolidated statement of income, the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The application of this statement is not expected to have a material effect on the Company’s results of operations or financial position.

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

Results of Operations

For the three and six months ending December 31, 2007, and for the cumulative period from Inception (June 18, 2007) to December 31, 2007, the Company had no activities that produced revenues from operations.

For the three and six months ending December 31, 2007, the Company had net losses of $8,076 and $25,784, respectively, mostly due to legal, accounting, audit and other professional service fees of $6,279 and $23,961, respectively, incurred primarily in relation to the filing the Company’s registration statements.

Liquidity and Capital Resources

As of December 31, 2007, the Company had assets equal to $11,077, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of December 31, 2007 totaled $1,460, comprised exclusively of accrued expenses.

The following is a summary of the Company’s cash flows from operating, investing, and financing activities:

For the Cumulative Period from June 18, 2007 (Inception) to December 31, 2007

Operating Activities	$(43,923)
Investing Activities	$—
Financing Activities	$55,000

Net Effect on Cash	$11,077

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

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended December 31, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 6, 2007 and December 7, 2007, the Company sold an aggregate of 4,400,000 shares of its common stock, par value $.0001 per share (the “Common Stock”) to two persons for aggregate proceeds equal to $27,500. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). As of the date hereof, the Company has 8,800,000 shares of Common Stock issued and outstanding.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

On September 12, 2007, the Company issued a 8.25% promissory note payable in the amount of $6,250 to Andrew Merkatz, our President, Secretary and sole director (the “September Note”). On November 8, 2007, the Company issued a second 8.25% promissory note payable in the amount of $10,000 to Mr. Merkatz (the “November Note” and, together with the “September Note,” the “Notes”). Interest accrues on the outstanding principal balance of the Notes on the basis of a 360-day year daily from the date the Company receives the funds, until paid in full at the rate of eight and one quarter percent (8.25%) per annum. The Notes and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the September Note will reach maturity on September 12, 2012 and the November Note will reach maturity on November 8, 2012. Copies of the September Note and the November Note are attached hereto as Exhibit 4.1 and Exhibit 4.2, respectively.

On December 28, 2007, the Company repaid the principal amounts and all accrued interest on the Notes and paid to Andrew Merkatz $16,518, which represents the principal amounts and all accrued interest on the Notes. The Company cancelled the Notes on the books and records of the Company.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on June 18, 2007.

*3.2	By-Laws.

**4.1	Promissory Note issued to Andrew Merkatz, dated September 12, 2007.

**4.2	Promissory Note issued to Andrew Merkatz, dated November 8, 2007.

31.1

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 23, 2007, and incorporated herein by this reference.

*

Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission on November 14, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 12, 2008	COUNTRYROAD ACQUISITION CORP. I

By:/s/ Andrew Merkatz
Andrew Merkatz
President